Form 10-K
period 2026-03-31
Nissan Auto Receivables 2024-A Owner Trust
filed 2026-06-26
CIK 2017943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

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

(b) The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Certificate of Conversion to Limited Liability Company of Nissan Auto Receivables Company II LLC (“NARC II LLC”) (incorporated by reference to Exhibit 3.1 of Form 8-K, dated April 7, 2021, File No. 333-51224-01)

3.2	Certificate of Formation of NARC II LLC (incorporated by reference to Exhibit 3.1 of Form SF-3, dated May 16, 2024, File No. 333-279448)

3.3	Limited Liability Company Agreement of NARC II LLC, dated as of April 1, 2021, entered into by Nissan Motor Acceptance Company LLC (“NMAC”), as the sole equity member, and Kevin P. Burns and Cheryl A. Lawrence, as independent managers (incorporated by reference to Exhibit 3.2 of Form SF-3, dated May 16, 2024, File No. 333-279448)

4.1	Indenture, dated as of May 22, 2024, by and between the Issuing Entity and U.S. Bank Trust Company, National Association (“U.S. Bank”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 22, 2024, File No. 333-255899-06)

10.1	Purchase Agreement, dated as of May 22, 2024, by and between NARC II LLC, as purchaser, and NMAC, as seller (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 22, 2024, File No. 333-255899-06)

10.2	Sale and Servicing Agreement, dated as of May 22, 2024, by and among the Issuing Entity, NARC II LLC, as seller, NMAC, as servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated May 22, 2024, File No. 333-255899-06)

10.3	Administration Agreement, dated as of May 22, 2024, by and among the Issuing Entity, NMAC, as administrator, the Indenture Trustee and Wilmington Trust, National Association, as owner trustee (the “Owner Trustee”) (incorporated by reference to Exhibit 10.3 of Form 8-K, dated May 22, 2024, File No. 333-255899-06)

10.4	Asset Representations Review Agreement, dated as of May 22, 2024, by and among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.4 of Form 8-K, dated May 22, 2024, File No. 333-255899-06)

10.5	Amended and Restated Trust Agreement, dated as of May 22, 2024, by and between NARC II LLC, as depositor, the Owner Trustee and U.S. Bank, as certificate registrar and paying agent (incorporated by reference to Exhibit 10.5 of Form 8-K, dated May 22, 2024, File No. 333-255899-06)

10.6	Securities Account Control Agreement, dated as of May 22, 2024, among the Issuing Entity, NMAC, as servicer, U.S. Bank, as the secured party, and U.S. Bank National Association, as intermediary (incorporated by reference to Exhibit 10.6 of Form 8-K, dated May 22, 2024, File No. 333-255899-06)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Company LLC

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association and U.S. Bank Trust Company, National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) relating to NMAC

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) relating to U.S. Bank National Association and U.S. Bank Trust Company, National Association

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Company LLC

(c)	Not applicable.

Item 16.	Form 10-K Summary.

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

Item 1117 of Regulation AB. Legal Proceedings.

Wilmington Trust, National Association (“WTNA”), as the owner trustee, has provided the following information:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

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

NISSAN AUTO RECEIVABLES 2024-A OWNER TRUST

By:	Nissan Motor Acceptance Company LLC, as servicer

By:	/s/ Kevin J. Cullum
Kevin J. Cullum
President and Chief Executive Officer
(senior officer in charge of the servicing function)

Date: June 26, 2026